Form 10-Q
period 1995-09-30
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1995-11-14
CIK 793078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1995


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-15514


                      AMERICAN ENTERTAINMENT PARTNERS L.P.

             (Exact name of registrant as specified in its charter)




Delaware                                                 06-1183659
(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                          identification No.)

3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                           10285
(Address of principal executive offices)                     (Zip code)

                                 (212) 526-3237
            (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

Statements of Financial Condition
(000's Omitted)

                                September 30,   December 31,
Assets                            1995            1994

Cash and cash equivalents       $  411          $2,142
Motion pictures released,
   net of accumulated
   amortization of $54,528 in
   1995 and $54,491 in 1994        212             249
Receivable from
Twentieth Century Fox            2,983           2,351

Total Assets                    $3,606          $4,742


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and
   accrued expenses             $   36          $   50
   Accrued management fees         150             200
   Distribution payable              0           1,538

        Total Liabilities          186           1,788

Partners' Capital:
   General Partner                   7               2
   Limited Partners              3,413           2,952

   Total Partners' Capital       3,420           2,954

   Total Liabilities
   and Partners' Capital        $3,606          $4,742



Statement of Partners' Capital
For the nine months ended September 30, 1995
(000's Omitted)

                                General         Limited
                                Partner         Partners        Total

Balance at December 31, 1994    $   2           $2,952          $2,954
Net income                          5              462             467
Cash distributions                  0               (1)             (1)

Balance at September 30, 1995   $   7           $3,413          $3,420



Statements of Operations
(000's Omitted Except Unit Information)

                        Three months ended      Nine months ended
                        September 30,           September 30,
Revenues                1995    1994            1995    1994

Revenues from motion
picture exploitation    $ 266   $ 346           $ 707   $1,783
Less: Amortization of
motion picture costs       12      24              37      209

        Net Revenues      254     322             670    1,574

Other Income (Expenses)

Interest income             7       6              35       20
Professional fees          (7)     (2)            (29)     (26)
Management fees           (50)    (50)           (150)    (150)
General and
administrative            (19)    (17)            (59)     (60)

      Net Other Expenses  (69)    (63)           (203)    (216)

            Net Income  $ 185   $ 259           $ 467   $1,358

Net Income Allocated:

To the General Partner  $   2   $   3           $   5   $   14
To the Limited Partners   183     256             462    1,344

                        $ 185   $ 259           $ 467   $1,358

Per limited
partnership unit
(63,793.25 outstanding) $2.87   $4.01           $7.24   $21.07


Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994
(000's Omitted)


Cash Flows from Operating Activities:              1995          1994

Net income                                      $   467       $ 1,358
Adjustments to reconcile net income to net cash
used for operating activities:
      Amortization of motion picture costs           37           209
      Increase (decrease) in cash
      arising from changes
      in operating assets and liabilities:
         Receivable from Twentieth Century Fox     (632)       (1,783)
         Accrued management fees                    (50)          (50)
            Accounts payable and
            accrued expenses                        (14)          (37)

Net cash used for operating activities             (192)         (303)


Cash Flows from Financing Activities:

        Cash distributions                       (1,539)       (1,602)

Net cash used for financing activities           (1,539)       (1,602)

Net decrease in cash and cash equivalents        (1,731)       (1,905)
Cash and cash equivalents at beginning of period  2,142         2,348

Cash and cash equivalents at end of period      $   411       $   443


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994, and the statement of changes in partners' capital for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership's principal source of funds is the proceeds received from Twentieth Century Fox Film Corporation ("Fox") pursuant to the Distribution Agreement, as defined in the Partnership's prospectus. According to the terms set forth in the Partnership Agreement, effective January 1993, the Partnership receives proceeds from Fox on an annual basis. Accordingly, all future cash distributions from the Partnership's investment in the Joint Venture films will be paid to Limited Partners on an annual basis.

Pursuant to the terms of the Partnership Agreement, Fox's option to purchase the Partnership's interests in the Joint Venture films at an appraised fair market value determined by an independent third party appraisal commenced on June 30, 1995. At present, the Partnership has received no indication that Fox intends to exercise this option.

The Partnership's cash balance at September 30, 1995 was approximately $411,000 as compared to approximately $2,142,000 at December 31, 1994. The $1,731,000 decrease is primarily attributable to the payment of the 1994 cash distribution, totaling approximately $1,538,000, the payment of the Partnership's 1994 annual management fee in 1995 and the payment of 1995 first, second and third quarter partnership expenses. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

During the third quarter of 1993, the General Partner engaged an independent audit firm to perform a distribution audit to ensure that the Partnership is receiving its allocable share of the revenues generated by the Joint Venture films. The audit was completed during the second quarter of 1994, and the results indicated that, overall, Fox has properly allocated revenues to the Partnership. Nevertheless, it was determined that approximately $260,000 of additional revenue was owed to the Partnership by Fox, of which approximately $185,000 was received by the Partnership during 1994. In accordance with a settlement agreement between Fox and the Partnership executed in January 1995, the Partnership received the remaining $75,000 on February 2, 1995.

The Partnership's receivable from Fox balance totaled approximately $2,983,000 at September 30, 1995, as compared to approximately $2,351,000 at December 31, 1994. The increase is attributable to the Joint Venture's recognition of $707,000 of revenues for the nine months ended September 30, 1995, offset by the collection of $75,000 from Fox on February 2, 1995, as mentioned above.

Accounts payable and accrued expenses decreased from approximately $50,000 at December 31, 1994 to approximately $36,000 at September 30, 1995. The decrease is primarily attributable to the timing of payments related to the Partnership's general and administrative expenses.

Accrued management fees decreased from $200,000 at December 31, 1994, which represents the entire 1994 management fee paid during the 1995 first quarter, to $150,000 at September 30, 1995, which represents three-fourths of the 1995 management fee.

Distribution payable decreased from approximately $1,538,000 at December 31, 1994 to $0 at September 30, 1995, due to the payment of the 1994 annual cash distribution during the first quarter of 1995.

Results of Operations For the three and nine months ended September 30, 1995, the Partnership reported net income of approximately $185,000 and $467,000, respectively, as compared to approximately $259,000 and $1,358,000 for the same periods in 1994. The decreases in net income are primarily the result of decreases in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended September 30, 1995, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $266,000 and $12,000, respectively, as compared to approximately $346,000 and $24,000, respectively, for the same period in 1994. For the nine months ended September 30, 1995, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $707,000 and $37,000, respectively, as compared to approximately $1,783,000 and $209,000, respectively, for the corresponding period in 1994. The decreases in revenues from motion picture exploitation in both periods is primarily attributable to the mature stage of the films. In addition, certain of the Joint Venture films were available in the syndicated television market during 1994. The Partnership currentl y receives revenues from the distribution of the films in ancillary markets.

Interest income for the three and nine months ended September 30, 1995 totaled $7,000 and $35,000, respectively, compared to $6,000 and $20,000 for the corresponding periods in 1994. The increases are primarily due to higher interest rates earned on the Partership's cash balance.

Professional fees for the three and nine months ended September 30, 1995 totaled approximately $7,000 and $29,000, respectively, compared to approximately $2,000 and $26,000 for the same periods in 1994. The increases are due to increased legal expense for services rendered in connection with an audit of the Joint Venture by the city of New York. Total expenses incurred by the Partnership during the first nine months of 1995 remained relatively unchanged from the corresponding period in 1994.



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27) Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                        AMERICAN ENTERTAINMENT PARTNERS, L.P.

                        BY:     AEP PREMIERE CORPORATION General Partner


Date:  November 14, 1995        BY:     /s/Moshe Braver
                                Name:      Moshe Braver
                                Title:     Director and President

Date:  November 14, 1995        BY:     /s/Joseph Donaldson
                                Name:      Joseph Donaldson
                                Title:     Vice President and Chief
                                           Financial Officer