Form 10-K
period 1995-12-31
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1996-03-29
CIK 793078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended December 31, 1995
                                       or
        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

        For the transition period from _____ to _____

Commission file number:  0-15514

                      AMERICAN ENTERTAINMENT PARTNERS L.P.
              Exact name of registrant as specified in its charter


       Delaware                                            06-1183659
State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center, New York, New York
29th Floor Attn: Andre Anderson                               10285-2900
Address of principal executive offices                         Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                Depositary Units of Limited Partnership Interest
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of January 31, 1996, there were 63,793.25 depositary units of limited partnership interests outstanding, of which all but 5 of such units were held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public market trading in the units.

Documents Incorporated by Reference: Portions of Parts II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995

                                     PART I

Item 1.  Business

(a) General
American Entertainment Partners L.P. (the "Partnership") was organized May 2, 1986 under the laws of the State of Delaware as a limited partnership. Through its participation in Amercent Films (the "Joint Venture"), a joint venture with Twentieth Century Fox Film Corporation ("Fox"), the Partnership produced, financed, acquired interests in and continues to exploit feature length motion picture films.

A public offering (the "Offering") of depositary units of limited partnership interests (the "Units") was completed in July 1986 by the Partnership. A total of 63,793.25 Units were sold at $1,000 per Unit, for aggregate offering proceeds of $63,793,250.

The general partner of the Partnership is AEP Premiere Corporation, a Delaware corporation (the "General Partner") (see Item 10). The Partnership has certain consultation rights and, through a committee of the Joint Venture, may be called upon to make certain determinations with respect to such films. Fox, however, has day-to-day control of creative and artistic matters in connection with films in which the Joint Venture invests.

Joint Venture Films, Participation Films and Additional Films
The films which the Partnership acquired interests or participations in can be classified into three categories. First, the Joint Venture produced "Joint Venture Films" pursuant to the product origination agreement with Fox (the "Product Origination Agreement"). To produce a Joint Venture Film, the Joint Venture engaged Fox under a production services agreement (the "Production Services Agreement") to produce such film on behalf of the Joint Venture and to provide all production services necessary to complete and deliver the film to the Joint Venture. The second category of films in which the Joint Venture invested were films in which the Joint Venture acquired participations ("Participation Films"). Participation Films are films acquired by another joint venture in which Fox has an interest. The Joint Venture does not own any of the rights in the Participation Films but instead the Partnership made capital contributions to the Joint Venture which were used to acquire participation s in such films. The third category of films, "Additional Films," were films which did not meet the criteria as a Joint Venture Film but which the Joint Venture could have, upon agreement of Fox and the Partnership, acquired.

The Joint Venture has invested all the net proceeds of the Offering in films, therefore, no additional investments in films will be made by the Joint Venture.

Distribution Agreement and Revenues of the Joint Venture
The Joint Venture Films are distributed pursuant to a distribution agreement between the Joint Venture and Fox (the "Distribution Agreement"), but Fox is responsible for and makes all decisions with respect to distribution. A distribution committee of the Joint Venture, consisting of one designee of Fox and two designees of the Partnership (the "Distribution Committee"), has the right to consult periodically with Fox concerning the distribution of Joint Venture Films. Although the Distribution Committee supervises Fox's performance as a distributor, the Distribution Agreement does not set forth any objective standards to measure Fox's performance as a distributor and does not impose minimum commitment obligations with respect to the distribution and exploitation of Joint Venture Films. The Distribution Committee, however, is responsible for certain decisions including, among others, the exercise by the Joint Venture of the Joint Venture's right not to produce a film by reason of certain interests of third party participants in the film.

The Joint Venture receives all of the net proceeds from the Joint Venture Films in accordance with the terms of the Distribution Agreement. The terms of the Distribution Agreement are disclosed in a Joint Venture agreement (the "Joint Venture Agreement") which is incorporated by reference to the Partnership's Registration Statement No. 33-5393 on Form S-1 as filed with the Securities and Exchange Commission on July 2, 1986.

Films in Release
The Partnership's percentage participation in the films in which the Partnership has an interest through the Joint Venture, and certain other information, is set forth below:

                                        Amount                  Partnership's
                                        Contributed             Percentage
                        Release         to Joint                Participation in
Title                   Date            Venture                 Net Proceeds
Joint Venture Films:
Black Widow             February 1987   $ 4,405,428             34.79%
Project X               April 1987        6,259,399             31.18
Predator                June 1987         6,691,070             30.13
Revenge of the
  Nerds II: Nerds in
  Paradise              July 1987         3,463,408             34.87
Wall Street             December 1987     5,284,830             29.82
Broadcast News          December 1987     7,000,000             26.11
Off Limits              March 1988        3,874,389             32.61
                                         36,978,524

Participation Films:
Aliens                  July 1986         3,500,000             12.65
The Fly                 August 1986       1,750,000             15.25
Jumpin' Jack Flash      October 1986      6,471,363             30.66
                                         11,721,363

Additional Film:
The Pick-Up Artist      September 1987    5,417,693             33.10

                                        $54,117,580

Competition
Distribution of motion pictures is a highly competitive business. Fox competes with several other prominent motion picture distributors, some of which have substantially greater financial and personnel resources, in licensing motion pictures to theaters and other markets. The Partnership's films currently are appearing primarily in ancillary markets such as domestic and foreign syndication, basic cable and home video. In addition to distributing the motion pictures of the Joint Venture in these markets, Fox is distributing other motion pictures produced by or on behalf of Fox and motion pictures as to which Fox has acquired distribution rights. These films, as well as films released by other motion picture distributors, are competing with films which the Joint Venture produced and films in which it has participations.

Relationship with Fox
Although Fox had substantial discretion with respect to other aspects of the films, because all the films have been produced, Fox currently has substantial discretion only in the distribution of films in which the Joint Venture has an interest.

The Joint Venture's (and therefore the Partnership's) receipt of net proceeds from the exploitation of the films is dependent upon the compliance by Fox with its obligations under agreements entered into between it and the Joint Venture. The term "net proceeds" is utilized solely as a measuring device to calculate amounts payable to the Joint Venture by Fox and no specific funds will be segregated for payment to the Joint Venture. Fox's payment obligations are not secured, and the Joint Venture relies on the general credit of Fox to receive any amounts due to it.

Fox Buy-Out Option
Pursuant to the terms of the Partnership Agreement, Fox's right to purchase the Partnership's interest in the Joint Venture films at an appraised fair market value determined by an independent, third-party appraisal commenced on June 30, 1995. To date, the Partnership has received no indication that Fox intends to exercise this option. It is uncertain as of the filing of this report when or if Fox might elect to exercise this option.

Changes in the Motion Picture Industry
The entertainment business in general, and the motion picture business in particular, has undergone significant changes, primarily due to technological developments such as the advent of home video equipment. While these developments have resulted in the availability of alternative forms of leisure time entertainment, which may have a negative impact on the Partnership's films while in domestic theatrical release, the developments have also resulted in additional sources of revenue for the Partnership's films. During the last several years, revenues from domestic pay television have increased (although the increases have moderated), and revenues from video cassettes and foreign television have increased significantly. Other technologies continue to be developed. The level of domestic theatrical success, however, remains a critical factor in generating revenues in the ancillary markets where the Partnership's films are currently distributed. Given the rapidity of technological development and shifting consumer tastes, it is impossible to predict what effect these technological and other changes will have on the potential overall revenues for the Joint Venture's feature length motion pictures in the future.

Employees
The Partnership has no employees.


ITEM 2.  Properties

The principal offices of the Partnership and the General Partner are located at 3 World Financial Center, 29th Floor, New York, New York. The Partnership pays no rent. All other charges for space and administrative facilities are borne by an affiliate of the General Partner.


ITEM 3.  Legal Proceedings

The Registrant is not a party to any material pending legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

	PART II


ITEM 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a)(b) Market Information and Holders - The Partnership is a limited partnership and there is no established public market for the Partnership's Units. As of December 31, 1995 there were 8,825 holders of record ("Unitholders") of the Partnership's Units.

(c) Distributions - Incorporated by reference to the sections "Cash Distributions", "Financial Highlights" and Note 3 of the Notes to Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14 and incorporated herein by reference.


ITEM 6.  Selected Financial Data

Incorporated by reference to the "Financial Highlights" table of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's principal source of funds is the proceeds received from Fox pursuant to the Distribution Agreement, as defined in the Partnership's prospectus. According to the terms set forth in the Partnership Agreement, effective January 1993, the Partnership receives proceeds from Fox on an annual basis. Accordingly, all future cash distributions from the Partnership's investment in the Joint Venture films will be paid to Limited Partners on an annual basis.

Pursuant to the terms of the Partnership Agreement, Fox's option to purchase the Partnership's interests in the Joint Venture films at an appraised fair market value determined by an independent third party appraisal commenced on June 30, 1995. At present, the Partnership has received no indication that Fox intends to exercise this option.

The Partnership's cash balance at December 31, 1995 was approximately $3,454,000 as compared to approximately $2,142,000 at December 31, 1994. The $1,312,000 increase is primarily attributable to the collection of prior year receivables from Fox partially offset by the payment of the following: i) the 1994 cash distribution of approximately $1,538,000 in February 1995, ii) the payment of the Partnership's 1994 annual management fee in 1995 and iii) the payment of 1995 Partnership expenses. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

In February 1996, the Partnership paid the 1995 annual distribution totaling $2,740,174 of which $2,712,772 or $42.52 per Unit was paid to the Limited Partners and $27,402 was paid to the General Partner.

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

The Partnership's receivable from Fox balance totaled approximately $277,000 at December 31, 1995 compared to approximately $2,351,000 at December 31, 1994. The decrease is due to the collection in 1995 of motion picture revenue from Fox and the collection of $75,000 from Fox on February 2, 1995 mentioned above, partially offset by the Joint Venture's recognition of motion picture revenue for 1995.


Results of Operations

1995 compared to 1994
For the year ended December 31, 1995, the Partnership reported net income of approximately $730,000 as compared to approximately $1,750,000 for the same period in 1994. The decrease in net income is primarily the result of decreases in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the year ended December 31, 1995, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $1,046,000 and $46,000, respectively, compared to $2,255,000 and $215,000 during 1994. The decreases in revenues from motion picture exploitation and amortization of motion picture costs are primarily attributable to the mature stage of the films. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

Interest income for the year ended December 31, 1995 totaled $49,000 compared to $26,000 during 1994. The increase is primarily due to higher interest rates earned on the Partnership's cash balance.

1994 compared to 1993
For the year ended December 31, 1994, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $2,255,000 and $215,000, respectively, as compared to approximately $2,236,000 and $244,000, for the year ended December 31, 1993. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

For the year ended December 31, 1994, the Partnership reported net income of approximately $1,750,000, as compared to net income of approximately $1,643,000 for the year ended December 31, 1993. The increase in net income is primarily the result of a decrease in professional fees, an increase in interest income and an increase in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

Interest income increased from approximately $16,000 for the year ended December 31, 1993 to approximately $26,000 for the year ended December 31, 1994 primarily as a result of the Partnership maintaining a higher average invested cash balance during 1994 and an increase in interest rates.

Professional fees for the years ended December 31, 1994 and 1993, were approximately $35,000 and $85,000, respectively. The decrease is attributable to consulting fees incurred in 1993 associated with the evaluation of a potential buy-out by Fox of the Partnership's interests in the Joint Venture films, a reduction in the Partnership's 1994 annual audit fee and a decrease during 1994 in expenses associated with the film distribution audit.


ITEM 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995. For a listing of financial statements and schedules, see Item 14a.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

	PART III


ITEM 10.  Directors and Executive Officers of the Partnership

The General Partner of the Partnership is AEP Premiere Corporation, a Delaware corporation formed on May 20, 1985. It is an affiliate of Lehman Brothers Inc. ("Lehman Brothers").

Certain officers and directors of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been affected adversely by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

        Name                           Office
    Moshe Braver             Director & President
    Joseph Donaldson         Vice President & Chief Financial Officer

Moshe Braver, 42, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.

Joseph Donaldson, 32, serves as a Vice President of Lehman Brothers in its Diversified Asset Group and has held such position since November 1990. From October 1988 to October 1990, Mr. Donaldson held the position of Assistant Manager with the Internal Audit Department of Citibank's Investment Bank. Prior to that, Mr. Donaldson was employed with Price Waterhouse and Company. Mr. Donaldson received a B.B.A. in accounting from the University of Georgia and is a Certified Public Accountant.


ITEM 11.  Executive Compensation

Neither the General Partner nor any of its officers or directors received any compensation from the Partnership.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - No person is known to beneficially own in excess of 5% of the Units of the Partnership.

(b) Security Ownership of Management - No officers or directors of the General Partner beneficially owned any Units of the Partnership as of December 31, 1995.

(c)	Changes in Control - None


ITEM 13.  Certain Relationships and Related Transactions

The Partnership's operations relating to the production, acquisition of interests and participations and exploitation of films through the Joint Venture involves the following agreements with Fox: Joint Venture Agreement, Product Origination Agreement, Production Services Agreement (with respect to Joint Venture Films produced by Fox as the production services company), Participation Agreement and Distribution Agreement. See the Joint Venture Agreement which is incorporated by reference to the Partnership's Registration Statement No. 33-5393 on Form S-1 as filed with the Securities and Exchange Commission on July 2, 1986.

First Data Investor Services Group, formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, those services were provided by an affiliate of the General Partner. Transfer agent services and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies.

For additional information on related transactions with affiliates, see notes 5, 6 and 7 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is incorporated herein by reference.

       PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

	1.  Financial Statements
	AMERICAN ENTERTAINMENT PARTNERS L.P.
	(a Delaware limited partnership)

	INDEX TO FINANCIAL STATEMENTS

Statements of Financial Condition
        As of December 31, 1995 and 1994                        (1)
Statements of Partners' Capital
        For the years ended December 31, 1995, 1994 and 1993 (1) Statements of Operations
        For the years ended December 31, 1995, 1994 and 1993 (1) Statements of Cash Flows
        For the years ended December 31, 1995, 1994 and 1993    (1)
Notes to the Financial Statements                               (1)
Report of Independent Auditors                                  (1)

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

	2.  Financial Statement Schedules

                No financial statement schedules have been filed as part of this report as none are required.

        3.  Exhibits
                                                                    Exhibit No.

                * Certificate of Limited Partnership                  3 (b)
                * Certificate of Limited Partnership                  3 (a)
                * Form of Agreement of Limited Partnership            3 (b)
                * Form of Joint Venture Agreement                    10 (b)
                * Form of Distribution Rights Acquisition Agreement  10 (c)
                * Form of Production Services Agreement              10 (d)
                * Form of Product Origination Agreement              10 (e)
                * Form of Participation Agreement                    10 (f)
		* Form of Guarantee									10 (g)
                  Annual Report to Unitholders for the year ended
                  December 31, 1995                                  13 (a)
                  Financial Data Schedule                            27


                * Incorporated by reference to the Partnership's Registration Statement No. 33-5393 on Form S-1 as filed with the Securities and Exchange Commission on July 2, 1986.


(b)	 Reports on Form 8-K

                No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 22, 1996


                AMERICAN ENTERTAINMENT PARTNERS L.P.

                BY:     AEP Premiere Corporation
                        General Partner

                BY:     /s/ Moshe Braver
                Name:   Moshe Braver
                Title:  Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




                AEP PREMIERE CORPORATION
                General Partner





Date: March 22, 1996
                BY:     /s/ Moshe Braver
                        Moshe Braver
                        Director and President





Date: March 22, 1996
                BY:     /s/ Joseph Donaldson
                        Joseph Donaldson
                        Vice President and
                        Chief Financial Officer




	American Entertainment Partners L.P.
	EXHIBIT 13(a)