Form 10-Q
period 1996-03-31
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1996-05-15
CIK 793078

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

   or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-15514


                      AMERICAN ENTERTAINMENT PARTNERS L.P.
              Exact Name of Registrant as Specified in its Charter


         Delaware                                      06-1183659
State or Other Jurisdiction of              I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                      10285
Address of Principal Executive Offices                  Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No ____


Balance Sheets                            At March 31,         At December 31,
(000's Omitted)                                  1996                    1995

Assets
Cash and cash equivalents                   $     494              $    3,454
Motion pictures released, net of
 accumulated amortization of $54,556
 in 1996 and $54,537 in 1995                      184                     203
Receivable from Twentieth Century Fox             618                     277
    Total Assets                            $   1,296              $    3,934

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                      $       _              $    2,740
  Accrued management fees                          50                     200
  Accounts payable and accrued expenses            38                      50
    Total liabilities                              88                   2,990
Partners' Capital:
  General Partner                                   3                       _
  Limited Partners                              1,205                     944
    Total Partners' capital                     1,208                     944
    Total Liabilities and
     Partners' Capital                      $   1,296              $    3,934



Statement of Partners' Capital
For the three months ended March 31, 1996
(000's Omitted)                        General         Limited
                                       Partner         Partners          Total
Balance at December 31, 1995          $      _       $      944      $     944
Net income                                   3              267            270
Distributions                                _               (6)            (6)
Balance at March 31, 1996             $      3       $    1,205      $   1,208



Statements of Operations
For the three months ended March 31,
(000's Omitted Except Unit Information)                 1996              1995

Net Revenues
Revenues from motion picture exploitation            $   341           $   236
Less: Amortization of motion picture costs                19                15
        Net revenues                                     322               221

Other Income (Expenses)
Interest income                                           26                19
Management fees                                          (50)              (50)
General and administrative                               (22)              (20)
Professional fees                                         (6)               (8)
        Net Other Expenses                               (52)              (59)
Net Income                                           $   270           $   162
Net Income Allocated:
To the General Partner                               $     3           $     2
To the Limited Partners                                  267               160
                                                     $   270           $   162
Per limited partnership unit
(63,793.25 outstanding)                              $  4.19           $  2.50



Statements of Cash Flows
For the three months ended March 31,
(000's Omitted)
                                                         1996            1995
Cash Flows From Operating Activities
Net income                                            $   270         $   162
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs                    19              15
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities
        Receivable from Twentieth Century Fox            (341)           (161)
        Accrued management fees                          (150)           (150)
        Accounts payable and accrued expenses             (12)             (8)
Net cash used for operating activities                   (214)           (142)

Cash Flows From Financing Activities
  Cash distributions                                   (2,746)         (1,539)
Net cash used for financing activities                 (2,746)         (1,539)

Net decrease in cash and cash equivalents              (2,960)         (1,681)
Cash and cash equivalents, beginning of period          3,454           2,142
Cash and cash equivalents, end of period              $   494         $   461


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partner's capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership's principal source of funds is the proceeds received from Twentieth Century Fox ("Fox") pursuant to the Distribution Agreement, as defined in the Partnership's prospectus. According to the terms set forth in the Partnership Agreement, effective January 1993, the Partnership receives proceeds from Fox on an annual basis. Accordingly, all future cash distributions from the Partnership's investment in the Joint Venture films will be paid to Limited Partners on an annual basis.

Pursuant to the terms of the Partnership Agreement, Fox's option to purchase the Partnership's interests in the Joint Venture films at an appraised fair market value determined by an independent third party appraisal commenced on June 30, 1995. At present, the Partnership has received no indication that Fox intends to exercise this option.

The Partnership's cash balance at March 31, 1996 was approximately $494,000 as compared to approximately $3,454,000 at December 31, 1995. The $2,960,000 decrease is primarily attributable to the payment of the 1995 cash distribution totaling approximately $2,740,000, the payment of the Partnership's 1995 annual management fee and the payment of Partnership expenses in the first quarter of 1996. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

The payment of the Partnership's 1995 annual distribution in February 1996 was the reason distribution payable decreased from $2,740,000 at December 31, 1995 to $0 at March 31, 1996.

The Partnership's receivable from Fox balance totaled approximately $618,000 at March 31, 1996 compared to approximately $277,000 at December 31, 1995. The increase is attributable to the Joint Venture's recognition of $341,000 of revenues for the three months ended March 31, 1996.

Accrued management fees decreased from $200,000 at December 31, 1995, which represents the entire 1995 management fee paid during the first quarter of 1996, to $50,000 at March 31, 1996, which represents one quarter of the 1996 management fee.

Accounts payable and accrued expenses decreased from approximately $50,000 at December 31, 1995 to approximately $38,000 at March 31, 1995. The decrease is primarily attributable to the timing of payments related to the Partnership's general and administrative expenses.

Results of Operations
For the three months ended March 31, 1996, the Partnership reported net income of approximately $270,000 as compared to approximately $162,000 for the same period in 1995. The increase in net income is primarily the result of an increase in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended March 31, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $341,000 and $19,000, respectively, compared to $236,000 and $15,000 during the same period in 1995. The increases in revenues from motion picture exploitation and amortization of motion picture costs are primarily attributable to increased revenue from the foreign pay and free television markets and domestic syndicated television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.

Interest income for the three months ended March 31, 1996 totaled $26,000 compared to $19,000 during the same period in 1995. The increase is primarily due to the Partnership maintaining a higher cash balance during the 1996 period.




Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         AMERICAN ENTERTAINMENT PARTNERS L.P.

                         BY:  AEP PREMIERE CORPORATION
                              General Partner



Date: May 15, 1996       BY:  /s/ Moshe Braver
                                  Director  and President