Form 10-Q
period 1996-06-30
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1996-08-14
CIK 793078

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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
                       Yes    X    No ____



Balance Sheets                      At June 30,       At December 31,
(000's Omitted)                           1996                  1995
Assets
Cash and cash equivalents              $   472              $  3,454
Motion pictures released, net
 of accumulated amortization of
 $54,592 in 1996 and
 $54,537 in 1995                           148                   203
Receivable from Twentieth
 Century Fox                             1,254                   277
        Total Assets                   $ 1,874              $  3,934

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                 $    --              $  2,740
  Accrued management fees                  100                   200
  Accounts payable and
    accrued expenses                        37                    50
        Total Liabilities                  137                 2,990
Partners' Capital:
  General Partner                            8                    --
  Limited Partners                       1,729                   944
    Total Partners' Capital              1,737                   944
    Total Liabilities and
     Partners' Capital                 $ 1,874              $  3,934



Statement of Partners' Capital
For the six months ended June 30, 1996     General      Limited
(000's Omitted)                            Partner      Partners      Total
Balance at December 31, 1995                $   --       $   944    $   944
Net income                                       8           791        799
Distributions                                   --            (6)        (6)
Balance at June 30, 1996                    $    8       $ 1,729    $ 1,737



Statements of Operations
(000's Omitted Except Unit Information)
                       Three months ended June 30,    Six months ended June 30,
                                   1996      1995                1996     1995
Net Revenues
Revenues from motion
  picture exploitation           $  636   $   205             $   977   $  441
Less: Amortization of
  motion picture costs               36        10                  55       25
 Net Revenues                       600       195                 922      416
Other Income (Expenses)
Interest income                       7         8                  33       27
Management fees                     (50)      (50)               (100)    (100)
General and administrative          (21)      (20)                (43)     (40)
Professional fees                    (7)      (14)                (13)     (22)
 Net Other Expenses                 (71)      (76)               (123)    (135)
        Net Income               $  529    $  119             $   799   $  281
Net Income Allocated:
To the General Partner           $    5    $    1             $    8    $    3
To the Limited Partners             524       118                 791      278
                                 $  529    $  119             $   799   $  281
Per limited partnership unit
(63,793.25 outstanding)          $ 8.21    $ 1.85             $ 12.40   $ 4.36



Statements of Cash Flows
For the six months ended June 30,
(000's Omitted)                                      1996                1995
Cash Flows From Operating Activities
Net income                                       $    799            $    281
Adjustments to reconcile net income
to net cashused for operating activities:
   Amortization of motion picture costs                55                  25
   Decrease in cash arising from changes in
   operating assets and liabilities:
     Receivable from Twentieth Century Fox           (977)               (365)
     Accrued management fees                         (100)               (100)
     Accounts payable and accrued expenses            (13)                (13)
Net cash used for operating activities               (236)               (172)
Cash Flows From Financing Activities
  Cash distributions                               (2,746)             (1,539)
Net cash used for financing activities             (2,746)             (1,539)
Net decrease in cash and cash equivalents          (2,982)             (1,711)
Cash and cash equivalents, beginning of period      3,454               2,142
Cash and cash equivalents, end of period         $    472            $    431


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, the statements of cash flows for the six months ended June 30, 1996 and 1995, and the statement of changes in partners' capital for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

The Partnership's cash balance at June 30, 1996 was approximately $472,000 as compared to approximately $3,454,000 at December 31, 1995. The $2,982,000 decrease reflects the payment of the 1995 cash distribution totaling approximately $2,740,000, the payment of the Partnership's 1995 annual management fee and the payment of Partnership expenses in the first and second quarters of 1996. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

The Partnership's receivable from Fox balance totaled approximately $1,254,000 at June 30, 1996 compared to approximately $277,000 at December 31, 1995. The increase is attributable to the Joint Venture's recognition of $977,000 of revenues for the six months ended June 30, 1996.

The payment of the Partnership's 1995 annual distribution in February 1996 was the reason distribution payable decreased from $2,740,000 at December 31, 1995 to $0 at June 30, 1996.

Accrued management fees decreased from approximately $200,000 at December 31, 1995, which represents the entire 1995 management fee paid during the first quarter of 1996, to $100,000 at June 30, 1996, which represents one half of the 1996 management fee.

Accounts payable and accrued expenses decreased from approximately $50,000 at December 31, 1995 to approximately $37,000 at June 30, 1996. The decrease is primarily attributable to the timing of payments related to the Partnership's general and administrative expenses.

Results of Operations
For the three and six months ended June 30, 1996, the Partnership reported net income of approximately $529,000 and $799,000, respectively, as compared to approximately $119,000 and $281,000 for the same periods in 1995. The increases in net income are primarily the result of an increase in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended June 30, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $636,000 and $36,000, respectively, compared to $205,000 and $10,000 during the same period in 1995. For the six months ended June 30, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $977,000 and $55,000, respectively, compared to $441,000 and $25,000 during the same period in 1995. The increases in revenues from motion picture exploitation and amortization of motion picture costs in both periods are primarily attributable to increased revenue from the foreign pay and free television markets and domestic syndicated television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.




Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.



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



                                AMERICAN ENTERTAINMENT PARTNERS L.P.

                           BY:  AEP PREMIERE CORPORATION
                                General Partner



Date: August 14, 1996      BY: /s/ Moshe Braver
                               Director, President and Chief Financial Officer