Form 10-Q
period 1996-09-30
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1996-11-14
CIK 793078

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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
                          Yes    X    No ____


Balance Sheets                     At September 30,          At December 31,
(000's Omitted)                               1996                     1995
Assets
Cash and cash equivalents                  $   454                 $  3,454
Motion pictures released, net of
 accumulated amortization of
 $54,609 in 1996 and $54,537 in 1995           131                      203
Receivable from Twentieth Century Fox        1,590                      277
        Total Assets                       $ 2,175                 $  3,934
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                     $    --                 $  2,740
  Accrued management fees                      150                      200
  Accounts payable and accrued expenses         36                       50
        Total Liabilities                      186                    2,990
Partners' Capital:
  General Partner                               10                       --
  Limited Partners                           1,979                      944
        Total Partners' Capital              1,989                      944
        Total Liabilities and
          Partners' Capital                $ 2,175                 $  3,934



Statement of Partners' Capital
For the nine months ended September 30, 1996
(000's Omitted)
                                    General      Limited
                                    Partner     Partners       Total
Balance at December 31, 1995          $  --      $   944     $   944
Net income                               10        1,041       1,051
Distributions                            --           (6)         (6)
Balance at September 30, 1996         $  10      $ 1,979    $  1,989



Statements of Operations
(000's Omitted Except Unit Information)
                                 Three months ended         Nine months ended
                                    September 30,             September 30,
                                1996           1995        1996         1995
Net Revenues
Revenues from motion
  picture exploitation       $   336        $   266    $  1,313       $  707
Less: Amortization of
  motion picture costs            17             12          72           37
 Net Revenues                    319            254       1,241          670
Other Income (Expenses)
Interest income                    7              7          40           35
Management fees                  (50)           (50)       (150)        (150)
General and administrative       (21)           (19)        (64)         (59)
Professional fees                 (3)            (7)        (16)         (29)
 Net Other Expenses              (67)           (69)       (190)        (203)
        Net Income           $   252        $   185    $  1,051       $  467
Net Income Allocated:
To the General Partner       $     2        $     2    $     10       $    5
To the Limited Partners          250            183       1,041          462
                             $   252        $   185    $  1,051       $  467
Per limited partnership unit
(63,793.25 outstanding)      $  3.92        $  2.87    $  16.32       $ 7.24



Statements of Cash Flows
For the nine months ended September 30,
(000's Omitted)
                                                     1996               1995
Cash Flows From Operating Activities
Net income                                       $  1,051            $   467
Adjustments to reconcile net income
to net cash used for operating activities:
   Amortization of motion picture costs                72                 37
   Decrease in cash arising from changes in
   operating assets and liabilities:
        Receivable from Twentieth Century Fox      (1,313)              (632)
        Accrued management fees                       (50)               (50)
        Accounts payable and accrued expenses         (14)               (14)
Net cash used for operating activities               (254)              (192)
Cash Flows From Financing Activities
  Cash distributions                               (2,746)            (1,539)
Net cash used for financing activities             (2,746)            (1,539)
Net decrease in cash and cash equivalents          (3,000)            (1,731)
Cash and cash equivalents, beginning of period      3,454              2,142
Cash and cash equivalents, end of period         $    454            $   411

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, the statements of cash flows for the nine months ended September 30, 1996 and 1995, and the statement of partners' capital for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

The Partnership's cash balance at September 30, 1996 was approximately $454,000 as compared to approximately $3,454,000 at December 31, 1995. The $3,000,000 decrease reflects the payment of the 1995 cash distribution totaling approximately $2,740,000, the payment of the Partnership's 1995 annual management fee and the payment of Partnership expenses during 1996. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to meet its expenses.

The Partnership's receivable from Fox totaled approximately $1,590,000 at September 30, 1996 compared to approximately $277,000 at December 31, 1995. The increase is attributable to the Joint Venture's recognition of $1,313,000 of revenues for the nine months ended September 30, 1996.

The payment of the Partnership's 1995 annual distribution in February 1996 was the reason distribution payable decreased from $2,740,000 at December 31, 1995 to $0 at September 30, 1996.

Accrued management fees decreased from approximately $200,000 at December 31, 1995, which represents the entire 1995 management fee paid during the first quarter of 1996, to $150,000 at September 30, 1996, which represents nine months of the 1996 management fee.

Accounts payable and accrued expenses decreased from approximately $50,000 at December 31, 1995 to approximately $36,000 at September 30, 1996. The decrease is primarily attributable to the timing of payments related to the Partnership's general and administrative expenses.

Results of Operations
For the three and nine months ended September 30, 1996, the Partnership reported net income of approximately $252,000 and $1,051,000, respectively, as compared to approximately $185,000 and $467,000 for the same periods in 1995. The increases in net income are primarily the result of an increase in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended September 30, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $336,000 and $17,000, respectively, compared to $266,000 and $12,000 during the same period in 1995. For the nine months ended September 30, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $1,313,000 and $72,000, respectively, compared to $707,000 and $37,000 during the same period in 1995. The increases in revenues from motion picture exploitation and amortization of motion picture costs in both periods are primarily attributable to increased revenue from the foreign pay and free television markets and domestic syndicated television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.



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



                                AMERICAN ENTERTAINMENT PARTNERS L.P.

                           BY:  AEP PREMIERE CORPORATION
                                General Partner



Date:  November 14, 1996   BY: /s/ Moshe Braver
                               Director, President and Chief Financial Officer