Form 10-K
period 1996-12-31
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1997-03-14
CIK 793078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from                      to

                        Commission file number:  0-15514


                      AMERICAN ENTERTAINMENT PARTNERS L.P.
              Exact name of registrant as specified in its charter


           Delaware                                     06-1183659
State or other jurisdiction of             I.R.S. Employer Identification No.
incorporation or organization


Attn: Andre Anderson
3 World Financial Center,
New York, New York  29th Floor                           10285-2900
Address of principal executive offices                    Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

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

                         Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of January 31, 1997, there were 63,793.25 depositary units of limited partnership interests outstanding, of which all but 5 of such units were held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public market trading in the units.

Documents Incorporated by Reference: Portions of Parts II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

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

Joint Venture Films, Participation Films and Additional Films
The films which the Partnership acquired interests or participations in can be classified into three categories. First, the Joint Venture produced "Joint Venture Films" pursuant to the product origination agreement with Fox (the "Product Origination Agreement"). To produce a Joint Venture Film, the Joint Venture engaged Fox under a production services agreement (the "Production Services Agreement") to produce such film on behalf of the Joint Venture and to provide all production services necessary to complete and deliver the film to the Joint Venture. The second category of films in which the Joint Venture invested were films in which the Joint Venture acquired participations ("Participation Films"). Participation Films are films acquired by another joint venture in which Fox has an interest. The Joint Venture does not own any of the rights in the Participation Films but instead the Partnership made capital contributions to the Joint Venture which were used to acquire participations in such films. The third category of films, "Additional Films," were films which did not meet the criteria as a Joint Venture Film but which the Joint Venture could have, upon agreement of Fox and the Partnership, acquired.

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
                             Release         to Joint        Participation in
     Title                    Date            Venture           Net Proceeds
Joint Venture Films:
   Black Widow                February 1987     $ 4,405,428        34.79%
   Project X                  April 1987          6,259,399        31.18
   Predator                   June 1987           6,691,070        30.13
   Revenge of the Nerds II:
     Nerds in Paradise        July 1987           3,463,408        34.87
   Wall Street                December 1987       5,284,830        29.82
   Broadcast News             December 1987       7,000,000        26.11
   Off Limits                 March 1988          3,874,389        32.61
                                                 36,978,524
Participation Films:
   Aliens                     July 1986           3,500,000        12.65
   The Fly                    August 1986         1,750,000        15.25
   Jumpin' Jack Flash         October 1986        6,471,363        30.66
                                                 11,721,363

Additional Film:
   The Pick-Up Artist         September 1987      5,417,693        33.10
                                               $ 54,117,580

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

                               PART II


ITEM 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a)(b) Market Information and Holders - The Partnership is a limited partnership and there is no established public market for the Partnership's Units. As of December 31, 1996 there were 8,830 holders of record ("Unitholders") of the Partnership's Units.

(c) Distributions - Incorporated by reference to the sections "Cash Distributions", "Financial Highlights" and Note 3 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference.


ITEM 6.  Selected Financial Data

Incorporated by reference to the "Financial Highlights" table of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

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

The Partnership's cash balance at December 31, 1996 was approximately $2,479,000 as compared to approximately $3,454,000 at December 31, 1995. The $975,000 decrease is primarily attributable to the payment of the 1995 cash distribution totaling approximately $2,740,000, the payment of the Partnership's 1995 management fee and the payment of Partnership expenses during 1996 and offset by the receipt of the annual distribution of proceeds from Fox in the amount of $2,030,000. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

On February 20, 1997, the Partnership paid the 1996 annual distribution totaling $1,995,000 of which $1,976,000 or $30.97 per Unit was paid to the Limited Partners and approximately $19,000 was paid to the General Partner.

The Partnership's receivable from Fox totaled approximately $44,000 at December 31, 1996 compared to approximately $277,000 at December 31, 1995. The decrease is due to the collection in 1996 of motion picture revenue from Fox.


Results of Operations

1996 compared to 1995
For the year ended December 31, 1996, the Partnership reported net income of approximately $1,451,000 as compared to approximately $730,000 in 1995. The increase in net income is primarily due to an increase in revenues generated from motion picture exploitation in foreign pay and free television markets and the domestic syndicated market. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the year ended December 31, 1996, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $1,797,000 and $97,000, respectively, compared to $1,046,000 and $46,000 during 1995. The increases in revenues from motion picture exploitation and amortization of motion picture costs are primarily attributable to higher revenue from the home video sell-through market and from new sales in the U.S. free television market. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

Professional fees decreased from approximately $38,000 at December 31, 1995 to $21,000 at December 31, 1996 primarily due to a decrease in legal fees incurred by the Partnership.


1995 compared to 1994
For the year ended December 31, 1995, the Partnership reported net income of approximately $730,000 as compared to approximately $1,750,000 in 1994. The decrease in net income is primarily the result of decreases in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

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


ITEM 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996. For a listing of financial statements and schedules, see Item 14a.


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

  Name                               Office
  Moshe Braver                       Director, President & Chief Financial
                                     Officer

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.


ITEM 11.  Executive Compensation

Neither the General Partner nor any of its officers or directors received any compensation from the Partnership.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - No person is known to beneficially own in excess of 5% of the Units of the Partnership.

(b) Security Ownership of Management - No officers or directors of the General Partner beneficially owned any Units of the Partnership as of December 31, 1996.

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

For additional information on related transactions with affiliates, see notes 5, 6 and 7 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is incorporated herein by reference.


                               PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

  1.  Financial Statements

                    INDEX TO FINANCIAL STATEMENTS

       Balance Sheets
         At December 31, 1996 and 1995                           (1)
       Statements of Partners' Capital
         For the years ended December 31, 1996, 1995 and 1994 (1) Statements of Operations
         For the years ended December 31, 1996, 1995 and 1994 (1) Statements of Cash Flows
         For the years ended December 31, 1996, 1995 and 1994    (1)
       Notes to the Financial Statements                         (1)
       Report of Independent Auditors                            (1)

       (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.

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
       * Form of Distribution Rights Acquisition Agreement  10 (c)
       * Form of Production Services Agreement              10 (d)
       * Form of Product Origination Agreement              10 (e)
       * Form of Participation Agreement                    10 (f)
       * Form of Guarantee                                  10 (g)
         Annual Report to Unitholders for
         the year ended December 31, 1996                   13 (a)
        Financial Data Schedule                             27


        * Incorporated by reference to the Partnership's Registration Statement No. 33-5393 on Form S-1 as filed with the Securities and Exchange Commission on July 2, 1986.


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 14, 1997


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




                         AEP PREMIERE CORPORATION
                         General Partner





Date:  March 14, 1997
                         BY:     /s/ Moshe Braver
                                     Moshe Braver
                                     Director and President






















                      American Entertainment Partners L.P.
                                 EXHIBIT 13(a)

                               1996 Annual Report
                      American Entertainment Partners L.P.