Form 10-Q
period 1997-03-31
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1997-05-15
CIK 793078

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-15514


                      AMERICAN ENTERTAINMENT PARTNERS L.P.
              Exact Name of Registrant as Specified in its Charter


        Delaware                                       06-1183659
State or Other Jurisdiction of             I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY  Attn: Andre Anderson                     10285-2900
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
                                           Yes    X    No ____


Balance Sheets                        At March 31,         At December 31,
(000's Omitted)                              1997                    1996
Assets
Cash and cash equivalents                 $   465                $  2,479
Motion pictures released, net of
   accumulated amortization of $54,638
   in 1997 and $54,634 in 1996                102                     106
Receivable from Twentieth Century Fox         661                      44
        Total Assets                      $ 1,228                $  2,629
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                    $    --                $  1,995
  Accrued management fees                     250                     200
  Accounts payable and accrued expenses        30                      34
        Total Liabilities                     280                   2,229
Partners' Capital:
  General Partner                               5                      --
  Limited Partners                            943                     400
        Total Partners' Capital               948                     400
        Total Liabilities and
          Partners' Capital               $ 1,228                $  2,629



Statement of Partners' Capital
(000's Omitted)
For the three months ended March 31, 1997
                                       General       Limited
                                       Partner      Partners        Total
Balance at December 31, 1996            $   --      $    400      $   400
Net income                                   5           543          548
Balance at March 31, 1997               $    5      $    943      $   948



Statements of Operations
(000's Omitted Except Unit Information)
For the three months ended March 31,              1997          1996
Net Revenues
Revenues from motion picture exploitation      $   617       $   341
Less: Amortization of motion picture costs           4            19
   Net revenues                                    613           322
Other Income (Expenses)
Interest income                                     22            26
Management fees                                    (50)          (50)
General and administrative                         (31)          (22)
Professional fees                                   (6)           (6)
   Net Other Expenses                              (65)          (52)
   Net Income                                  $   548       $   270
Net Income Allocated:
To the General Partner                         $     5       $     3
To the Limited Partners                            543           267
                                               $   548       $   270
Per limited partnership unit
(63,793.25 outstanding)                        $  8.51       $  4.19



Statements of Cash Flows
(000's Omitted)
For the three months ended March 31,              1997          1996
Cash Flows From Operating Activities
Net income                                     $   548       $   270
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs              4            19
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
     Receivable from Twentieth Century Fox        (617)         (341)
     Accrued management fees                        50          (150)
     Accounts payable and accrued expenses          (4)          (12)
Net cash used for operating activities             (19)         (214)
Cash Flows From Financing Activities
  Cash distributions                            (1,995)       (2,746)
Net cash used for financing activities          (1,995)       (2,746)
Net decrease in cash and cash equivalents       (2,014)       (2,960)
Cash and cash equivalents,
  beginning of period                            2,479         3,454
Cash and cash equivalents,
  end of period                                $   465       $   494


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



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

The Partnership's cash balance at March 31, 1997 was approximately $465,000 as compared to approximately $2,479,000 at December 31, 1996. The $2,014,000 decrease is primarily attributable to the payment of the 1996 cash distribution in February 1997 totaling approximately $1,995,000 and the payment of Partnership expenses during the first quarter of 1997. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

On February 20, 1997, the Partnership paid the 1997 annual distribution totaling $1,995,000 of which $1,976,000 or $30.97 per Unit was paid to the Limited Partners and approximately $19,000 was paid to the General Partner.

The Partnership's receivable from Fox totaled approximately $661,000 at March 31, 1997 compared to approximately $44,000 at December 31, 1996. The increase is due to the recognition in 1997 of motion picture revenue due from Fox. As stated above, the Partnership receives proceeds from Fox on an annual basis.

Accrued management fees increased from $200,000 at December 31, 1996 to $250,000 at March 31, 1997. The balance at December 31, 1996 represents the entire 1996 management fee, while the balance at March 31, 1997 represents one quarter of the 1997 management fee and the entire 1996 management fee, which was unpaid as of March 31, 1997.


Results of Operations

For the three month period ended March 31, 1997, the Partnership reported net income of approximately $548,000 as compared to approximately $270,000 for the same period in 1996. The increase in net income is primarily due to an increase in revenues generated from motion picture exploitation in foreign pay and free television markets and the domestic syndicated market. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three month period ended March 31, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $617,000 and $4,000, respectively, compared to $341,000 and $19,000 during the same period in 1996. The increases in revenues from motion picture exploitation are primarily attributable to higher revenue from the home video sell-through market and from new sales in the U.S. free television market. The Partnership currently receives revenues from the distribution of the films in ancillary markets.

General and administrative expenses for the three months ended March 31, 1997 were approximately $31,000, compared to $22,000 for the same period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             AMERICAN ENTERTAINMENT PARTNERS L.P.

                        BY:  AEP PREMIERE CORPORATION
                             General Partner



Date: May 13, 1997      BY:  /s/ Moshe Braver
                             Director  and President