Form 10-Q
period 1997-06-30
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1997-08-14
CIK 793078

American Entertainment Partners L.P.


        United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
X            Quarterly Report Pursuant to Section 13 or
        15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

                or

                      Transition Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                 Commission File Number: 0-15514


              AMERICAN ENTERTAINMENT PARTNERS L.P.
      Exact Name of Registrant as Specified in its Charter


           Delaware                             06-1183659
State or Other Jurisdiction of
Incorporation or Organization                   I.R.S. Employer Identification
                                                No.
3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson            10285
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
                       Yes    X    No ____


Balance Sheets                                  At June 30,     At December 31,
(000's Omitted)                                 1997            1996
Assets
Cash and cash equivalents                       $   247         $ 2,479
Motion pictures released,
net of accumulated amortization
of $54,658 in 1997 and $54,634 in 1996               82             106
Receivable from Twentieth Century Fox               875              44
        Total Assets                            $ 1,204         $ 2,629
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                          $     _         $ 1,995
  Accrued management fees                           100             200
  Accounts payable and accrued expenses              37              34
        Total Liabilities                           137           2,229
Partners' Capital:
  General Partner                                     7               _
  Limited Partners                                1,060             400
        Total Partners' Capital                   1,067             400
        Total Liabilities
        and Partners' Capital                   $ 1,204         $ 2,629



Statement of Partners' Capital
(000's Omitted)                         General         Limited
For the six months ended June 30, 1997  Partner         Partners        Total
Balance at December 31, 1996            $  _            $ 400           $ 400
Net income                                 7              660             667
Balance at June 30, 1997                $  7          $ 1,060         $ 1,067

Statements of Operations
(000's Omitted Except Unit Information)
                                        Three months            Six months
                                        ended June 30,          ended June 30,
                                        1997      1996          1997     1996
Net Revenues
Revenues from motion
picture exploitation                    $  214    $ 636         $ 831    $ 977
Less: Amortization of motion
picture costs                               20       36            24       55
 Net Revenues                              194      600           807      922
Other Income (Expenses)
Interest income                              6        7            28       33
Management fees                            (50)     (50)         (100)    (100)
General and administrative                 (26)     (21)          (57)     (43)
Professional fees                           (5)      (7)          (11)     (13)
 Net Other Expenses                        (75)     (71)         (140)    (123)
        Net Income                      $  119    $ 529         $ 667    $ 799
Net Income Allocated:
To the General Partner                  $    1    $   5         $   7    $   8
To the Limited Partners                    118      524           660      791
                                        $  119    $ 529         $ 667    $ 799
Per limited partnership unit
(63,793.25 outstanding)                 $ 1.84    $8.21        $10.35   $12.40



Statements of Cash Flows
(000's Omitted)
For the six months ended June 30,               1997            1996

Cash Flows From Operating Activities
Net income                                      $  667          $ 799
Adjustments to reconcile
net income to net cash
used for operating activities:
   Amortization of motion picture costs             24             55
   Increase (decrease) in cash
   arising from changes in
   operating assets and liabilities:
        Receivable from Twentieth Century Fox     (831)          (977)
        Accrued management fees                   (100)          (100)
        Accounts payable and accrued expenses        3            (13)
Net cash used for operating activities            (237)          (236)

Cash Flows From Financing Activities
  Cash distributions                            (1,995)        (2,746)
Net cash used for financing activities          (1,995)        (2,746)
Net decrease in cash and cash equivalents       (2,232)        (2,982)
Cash and cash equivalents, beginning of period   2,479          3,454
Cash and cash equivalents, end of period        $  247        $   472

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, the statements of cash flows for the six months ended June 30, 1997 and 1996, and the statement of partners' capital for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

The Partnership's cash balance at June 30, 1997 was approximately $247,000 as compared to approximately $2,479,000 at December 31, 1996. The decrease is primarily attributable to the payment of the 1996 cash distribution in February 1997 totaling approximately $1,995,000 and the payment of Partnership expenses during the first half of 1997. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

On February 20, 1997, the Partnership paid the 1997 annual distribution totaling $1,995,000 of which $1,976,000 or $30.97 per Unit was paid to the Limited Partners and approximately
$19,000 was paid to the General Partner.

The Partnership's receivable from Fox totaled approximately $875,000 at June 30, 1997 compared to approximately $44,000 at December 31, 1996. The increase is due to the recognition in 1997 of motion picture revenue due from Fox. As stated above, the Partnership receives proceeds from Fox on an annual basis.

Accrued management fees decreased from approximately $200,000 at December 31, 1996 to $100,000 at June 30, 1997. The balance at December 31, 1996 represents the entire 1996 management fee, while the balance at June 30, 1997 represents one half of the 1997 management fee.


Results of Operations

For the three and six months ended June 30, 1997, the Partnership reported net income of approximately $119,000 and $667,000, respectively, as compared to approximately $529,000 and $799,000 for the same periods in 1996. The decreases in net income are primarily the result of a decrease in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended June 30, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $214,000 and $20,000, respectively, compared to $636,000 and $36,000 during the same period in 1996. For the six months ended June 30, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $831,000 and $24,000, respectively, compared to $977,000 and $55,000 during the same period in 1996. The decreases in revenues from motion picture exploitation and amortization of motion picture costs in both periods are primarily attributable to decreased revenue from the foreign pay and free television markets and domestic syndicated television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.

General and administrative expenses for the three and six months ended June 30, 1997 were approximately $26,000 and $57,000, respectively, compared to $21,000 and $43,000 for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, will be reimbursed to the General Partner and its affiliates.



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended
                         June 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         AMERICAN ENTERTAINMENT PARTNERS L.P.

                    BY:  AEP PREMIERE CORPORATION
                         General Partner



Date: August 13, 1997         BY:  /s/ Jeffrey C. Carter
                              President & Director

Date: August 13, 1997         BY:    /s/ Daniel M. Palmier
                              Vice President & Chief Financial
                              Officer