Form 10-Q
period 1997-09-30
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1997-11-14
CIK 793078

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X           Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

                  Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                 Commission File Number: 0-15514


                      AMERICAN ENTERTAINMENT PARTNERS L.P.
              Exact Name of Registrant as Specified in its Charter


        Delaware                                     06-1183659
State or Other Jurisdiction of                    I.R.S. Employer
Incorporation or Organization                    Identification No.


3 World Financial Center, 29th Floor,                  10285
New York, NY    Attn: Andre Anderson                 Zip Code
Address of Principal Executive Offices

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

                       Yes    X    No ____



















Balance Sheets
                                                At September 30, At December 31,
(000's Omitted)                                            1997            1996
Assets
Cash and cash equivalents                              $    222        $  2,479
Motion pictures released, net of accumulated
amortization of $54,663 in 1997 and$54,634 in 1996           77             106
Receivable from Twentieth Century Fox                     1,158              44
        Total Assets                                   $  1,457        $  2,629
Liabilities and Partners' Capital
Liabilities:
  Distribution payable                                 $      _        $  1,995
  Accrued management fees                                   150             200
  Accounts payable and accrued expenses                      45              34
        Total Liabilities                                   195           2,229
Partners' Capital:
  General Partner                                             9               _
  Limited Partners                                        1,253             400
        Total Partners' Capital                           1,262             400
        Total Liabilities and Partners' Capital        $  1,457        $  2,629






Statement of Partners' Capital
For the nine months ended September 30, 1997
(000's Omitted)                                    General    Limited
                                                   Partner   Partners    Total

Balance at December 31, 1996                         $   _     $  400   $  400
Net income                                               9        853      862
Balance at September 30, 1997                        $   9     $1,253   $1,262













Statements of Operations
(000's Omitted Except Unit Information)
                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                            1997      1996      1997      1996
Net Revenues
Revenues from motion picture
 exploitation                               $ 283     $ 336    $1,114    $1,313
Less: Amortization of motion
 picture costs                                 5        17        29        72
 Net Revenues                                278       319     1,085     1,241

Other Income (Expenses)
Interest income                                4         7        32        40
Management fees                              (50)      (50)     (150)     (150)
General and administrative                   (31)      (21)      (88)      (64)
Professional fees                             (6)       (3)      (17)      (16)
 Net Other Expenses                          (83)      (67)     (223)     (190)

        Net Income                         $ 195     $ 252     $ 862     $1,051

Net Income Allocated:
To the General Partner                     $   2     $   2     $   9       $ 10
To the Limited Partners                      193       250       853      1,041
                                           $ 195     $ 252     $ 862     $1,051
Per limited partnership unit
(63,793.25 outstanding)                    $3.03     $3.92    $13.38     $16.32



















Statements of Cash Flows
For the nine months ended September 30,
(000's Omitted)
                                                            1997         1996
Cash Flows From Operating Activities
Net income                                                $  862       $1,051
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs                       29           72
   Increase/(decrease) in cash arising from changes in
   operating assets and liabilities:
        Receivable from Twentieth Century Fox             (1,114)      (1,313)
        Accrued management fees                              (50)         (50)
        Accounts payable and accrued expenses                 11          (14)
Net cash used for operating activities                      (262)        (254)

Cash Flows From Financing Activities
  Cash distributions                                      (1,995)      (2,746)
Net cash used for financing activities                    (1,995)      (2,746)

Net decrease in cash and cash equivalents                 (2,257)      (3,000)
Cash and cash equivalents, beginning of period             2,479        3,454
Cash and cash equivalents, end of period                  $  222       $  454


















Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, the statements of cash flows for the nine months ended September 30, 1997 and 1996, and the statement of partners' capital for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Beginning with the first quarter of 1997, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior years, will now be reimbursed to the General Partner and its affiliate.







































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

Pursuant to the terms of the Joint Venture, commencing on June 30, 1995, Fox had the right and option to purchase the Partnership's interest in the Joint Venture films at an appraised fair market value determined by an independent appraisal. The Partnership recently received an informal indication from Fox that it is considering a buyout of the Partnership's interest in the Joint Venture and may exercise this option within the next few months. If Fox exercises its option, the Partnership will attempt to complete the sale of its interest in the Joint Venture by the end of the second quarter of 1998 and subsequently dissolve the Partnership. However, there can be no assurance that a sale will take place or that a sale will be completed within this time-frame. In the event that Fox does not exercise its option, the General Partner will explore other opportunities to dispose of the Partnership's interest and dissolve the Partnership.

The Partnership's cash balance at September 30, 1997 was approximately $222,000 as compared to approximately $2,479,000 at December 31, 1996. The decrease is primarily attributable to the payment of the 1996 cash distribution in February 1997 totaling approximately $1,995,000 and the payment of Partnership expenses during the first nine months of 1997. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

On February 20, 1997, the Partnership paid the 1997 annual distribution totaling $1,995,000 of which $1,976,000 or $30.97 per Unit was paid to the Limited Partners and approximately
$19,000 was paid to the General Partner.

The Partnership's receivable from Fox totaled approximately $1,158,000 at September 30, 1997 compared to approximately $44,000 at December 31, 1996. The increase is due to the recognition in 1997 of motion picture revenue due from Fox. As stated above, the Partnership receives proceeds from Fox on an annual basis.

Accrued management fees decreased from approximately $200,000 at December 31, 1996 to $150,000 at September 30, 1997. The balance at December 31, 1996 represents the entire 1996 management fee, while the balance at September 30, 1997 represents a nine - month accrual of the 1997 management fee.

Accounts payable and accrued expenses increased from approximately $34,000 at December 31, 1996, to approximately $45,000 at September 30, 1997. The increase is due to the accrual of certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, that will be reimbursed to the General Partner and its affiliates.

Results of Operations

For the three and nine months ended September 30, 1997, the Partnership reported net income of approximately $195,000 and $862,000, respectively, as compared to approximately $252,000 and $1,051,000 for the same periods in 1996. The decreases in net income are primarily the result of a decrease in revenues from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended September 30, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $283,000 and $5,000, respectively, compared to $336,000 and $17,000 during the same period in 1996. For the nine months ended September 30, 1997, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $1,114,000 and $29,000, respectively, compared to $1,313,000 and
$72,000 during the same period in 1996. The decreases in revenues from motion picture exploitation and amortization of motion picture costs in both periods are primarily attributable to decreased revenue from the foreign pay and free television markets and domestic syndicated television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.

Interest income for the three and nine months ended September 30, 1997 decreased to approximately $4,000 and $32,000, respectively, compared to $7,000 and $40,000 for the same periods in 1996. The decreases are attributable to the Partnership maintaining lower cash balances in the 1997 period.

General and administrative expenses for the three and nine months ended September 30, 1997 were approximately $31,000 and $88,000, respectively, compared to $21,000 and $64,000 for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.
















Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)   Exhibits -

                (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.



























                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      AMERICAN ENTERTAINMENT PARTNERS L.P.

                            BY:  AEP PREMIERE CORPORATION
                                 General Partner




Date:  November 13, 1997    BY: /s/  Jeffrey C. Carter
                                     President and Director



Date:  November 13, 1997    BY: /s/  Michael T. Marron
                                     Vice President and
                                     Chief Financial Officer