Form 10-Q
period 1998-03-31
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1998-05-15
CIK 793078

American Entertainment Partners L.P.

          United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended March 31, 1998

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



Balance Sheets
(000's Omitted)                            At March 31,      At December 31,
                                                  1998                 1997
Assets
Cash and cash equivalents                    $     408            $   1,559
Motion pictures released, net of
  accumulated amortization of $64,638
  in 1998 and $54,638 in 1997                       76                   86
Receivable from Twentieth Century Fox              402                   11
        Total Assets                         $     886            $   1,656

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                       $       _            $     902
  Accrued management fees                           50                  200
  Accounts payable and accrued expenses             24                   59
        Total Liabilities                           74                1,161
Partners' Capital:
  General Partner                                    _                    _
  Limited Partners                                 812                  495
        Total Partners' Capital                    812                  495
        Total Liabilities and
         Partners'Capital                    $     886            $   1,656



Statement of Partners' Capital
(000's Omitted)
For the three months ended March 31, 1998
                                          General         Limited
                                          Partner        Partners        Total
Balance at December 31, 1997              $     _        $    495      $   495
Net income                                      _             317          317
Balance at March 31, 1998                 $     _        $    812      $   812



Statements of Operations
(000's Omitted Except Unit Information)
For the three months ended March 31,                       1998           1997
Net Revenues
Revenues from motion picture exploitation              $    391         $  617
Less: Amortization of motion picture costs                   10              4
   Net revenues                                             381            613
Other Income (Expenses)
Interest income                                              17             22
Management fees                                             (50)           (50)
General and administrative                                  (24)           (31)
Professional fees                                            (7)            (6)
   Net Other Expenses                                       (64)           (65)
   Net Income                                          $    317         $  548
Net Income Allocated:
To the General Partner                                 $      _         $    5
To the Limited Partners                                     317            543
                                                       $    317         $  548
Per limited partnership unit
(63,793.25 outstanding)                                $   4.97         $ 8.51



Statements of Cash Flows
(000's Omitted)
For the three months ended March 31,                       1998           1997
Cash Flows From Operating Activities
Net income                                              $   317        $   548
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs                      10              4
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Receivable from Twentieth Century Fox              (391)          (617)
        Accrued management fees                            (150)            50
        Accounts payable and accrued expenses               (35)            (4)
Net cash used for operating activities                     (249)           (19)
Cash Flows From Financing Activities
  Cash distributions                                       (902)        (1,995)
Net cash used for financing activities                     (902)        (1,995)
Net decrease in cash and cash equivalents                (1,151)        (2,014)
Cash and cash equivalents, beginning of period            1,559          2,479
Cash and cash equivalents, end of period                $   408        $   465



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the statement of partners' capital for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

Pursuant to the terms of the Partnership Agreement, Fox's right to purchase the Partnership's interest in the Joint Venture films at an appraised fair market value determined by an independent, third-party appraisal commenced on June 30, 1997. On February 2, 1998 the Partnership received formal notice from Fox that it is considering a potential buy out of the Partnership's interest in the films and may exercise this option in the near future. Subsequently, the Partnership and Fox engaged an unaffiliated third-party appraiser to determine a fair market value of the Partnership's interest in the Joint Venture. Pursuant to the Joint Venture agreement, Fox has the option, but not the obligation to buy out the Partnership's interest at this independently appraised value. If Fox exercises its option, the Partnership will attempt to complete the sale of its interest in the Joint Venture during the second half of 1998 and subsequently dissolve the Partnership. However, there can be no assurance that a sale will take place or that a sale will be completed within this time-frame.

The Partnership's cash balance at March 31, 1998 was approximately $408,000 as compared to approximately $1,559,000 at December 31, 1997. The decrease is primarily attributable to the payment of the 1997 cash distribution on February 20, 1998 totaling approximately $902,000 and the payment of Partnership expenses during 1998. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

The Partnership's receivable from Fox totaled approximately $402,000 at March 31, 1998 compared with approximately $11,000 at December 31, 1997. The increase is due to the recognition in 1998 of motion picture revenue due from Fox. As stated above, the Partnership receives proceeds from Fox on an annual basis.

Accrued management fees totaled approximately $50,000 at March 31, 1998 compared with approximately $200,000 at December 31, 1997. The balance at December 31, 1997 represents the entire 1997 management fee, while the balance at March 31, 1998 represents one quarter of the 1998 management fee.

Accounts payable and accrued expenses decreased from approximately $59,000 at December 31, 1997, to approximately
$24,000 at March 31, 1998. The decrease is primarily due to the timing of payments and accruals for audit fees and postage costs.

Results of Operations

For the three month period ended March 31, 1998, the Partnership reported net income of approximately $317,000 compared with approximately $548,000 for the corresponding period in 1997. The decrease in net income is primarily due to a decrease in revenue generated from motion picture exploitation. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three months ended March 31, 1998, the Partnership recognized revenues from motion picture exploitation and amortization of motion picture costs with respect to its investment in the released films of approximately $391,000 and $10,000, respectively, compared to $617,000 and $4,000 during the first quarter of 1997. The decrease in revenue from motion picture exploitation and amortization of motion picture costs is primarily due to lower revenue from the foreign pay and U.S. free television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.

General and administrative expenses for the three months ended
March 31, 1998 were approximately $24,000, compared to approximately $31,000 in the 1997 first quarter. The decrease primarily reflects lower printing, postage and audit expenses in the 1998 first quarter.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    AMERICAN ENTERTAINMENT PARTNERS L.P.

                    BY:  AEP PREMIERE CORPORATION
                         General Partner


Date: May 15, 1998       BY:  /s/ Jeffrey C. Carter
                              Director  and President