Form 10-Q
period 1998-06-30
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1998-08-14
CIK 793078

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 1998

                               or

            Transition Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934


            For the Transition period from ______  to ______


                  Commission File Number: 0-15514


                AMERICAN ENTERTAINMENT PARTNERS L.P.
        Exact Name of Registrant as Specified in its Charter


             Delaware                                 06-1183659
    State or Other Jurisdiction           I.R.S. Employer Identification No.
    of Incorporation or Organization

  3 World Financial Center, 29th Floor,
  New York, NY    Attn: Andre Anderson                  10285
  Address of Principal Executive Offices              Zip Code

                             (212) 526-3183
            Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes    X    No ____



Balance Sheets                          At June 30,         At December 31,
(000's Omitted)                               1998                    1997

Assets
Cash and cash equivalents                  $   397               $   1,559
Motion pictures released,
 net of accumulated amortization
   of $54,670 in 1998 and $54,654 in 1997       70                      86
Receivable from Twentieth Century Fox          848                      11
Accounts receivable - other                      1                       _
        Total Assets                       $ 1,316                $  1,656

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                     $     _                $    902
  Accrued management fees                      100                     200
  Accounts payable and accrued expenses         55                      59
        Total Liabilities                      155                   1,161
Partners' Capital:
  General Partner                                7                       _
  Limited Partners                           1,154                     495
        Total Partners' Capital              1,161                     495
        Total Liabilities and
         Partners' Capital                 $ 1,316                $  1,656




Statement of Partners' Capital
(000's Omitted)
For the six months ended June 30, 1998

                                General             Limited
                                Partner             Partners            Total

Balance at December 31, 1997    $    _               $   495          $   495
Net income                           7                   659              666
Balance at June 30, 1998        $    7               $ 1,154          $ 1,161



Statements of Operations
(000's Omitted Except Unit Information)

                      Three months ended June 30,  Six months ended June 30,
                                 1998       1997            1998       1997
Net Revenues
Revenues from motion
 picture exploitation           $ 446      $ 214           $ 837      $ 831
Less: Amortization of
 motion picture costs               6         20              16         24
   Net Revenues                   440        194             821        807
Other Income (Expenses)
Interest income                     8          6              25         28
Management fees                   (50)       (50)           (100)      (100)
General and administrative        (43)       (26)            (67)       (57)
Professional fees                  (6)        (5)            (13)       (11)
   Net Other Expenses             (91)       (75)           (155)      (140)
   Net Income                   $ 349      $ 119           $ 666      $ 667
Net Income Allocated:
To the General Partner          $   7      $   1           $   7      $   7
To the Limited Partners           342        118             659        660
                                $ 349      $ 119           $ 666      $ 667
Per limited partnership unit
(63,793.25 outstanding)         $5.36      $1.84           $10.34     $10.35



Statements of Cash Flows
(000's Omitted)
For the six months ended June 30,                         1998          1997

Cash Flows From Operating Activities
Net income                                               $ 666         $ 667
Adjustments to reconcile net income to net cash
used for operating activities:
   Amortization of motion picture costs                     16            24
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
        Receivable from Twentieth Century Fox             (837)         (831)
        Accounts receivable - other                         (1)            _
        Accrued management fees                           (100)         (100)
        Accounts payable and accrued expenses               (4)            3
Net cash used for operating activities                    (260)         (237)
Cash Flows From Financing Activities
  Cash distributions                                      (902)       (1,995)
Net cash used for financing activities                    (902)       (1,995)
Net decrease in cash and cash equivalents               (1,162)       (2,232)
Cash and cash equivalents, beginning of period           1,559         2,479
Cash and cash equivalents, end of period                $  397        $  247



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, the statements of cash flows for the six months ended June 30, 1998 and 1997, and the statement of partners' capital for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

The Partnership's cash balance at June 30, 1998 was approximately $397,000 compared to approximately $1,559,000 at December 31, 1997. The decrease is primarily attributable to the payment of the 1997 cash distribution on February 20, 1998 totaling approximately $902,000 and the payment of Partnership expenses during 1998. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

The Partnership's receivable from Fox totaled approximately $848,000 at June 30, 1998 compared with approximately $11,000 at December 31, 1997. The increase is due to the recognition in 1998 of motion picture revenue due from Fox. As stated above, the Partnership receives proceeds from Fox on an annual basis.

Accrued management fees totaled approximately $100,000 at June
30, 1998 compared with approximately $200,000 at December 31,
1997.  The balance at December 31, 1997 represents the entire
1997 management fee, while the balance at June 30, 1998 represents one half of the 1998 management fee.

Results of Operations

For the three and six months ended June 30, 1998, the Partnership reported net income of approximately $349,000 and $666,000, respectively, compared with approximately $119,000 and $667,000 for the corresponding periods in 1997. The increase in net income for the three-month period is primarily due to an increase in revenue generated from motion picture exploitation, reflecting higher revenue from the foreign pay and U.S. free television markets. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

For the three and six months ended June 30, 1998, the Partnership recognized revenues from motion picture exploitation, net of amortization of motion picture costs, of approximately $440,000 and $821,000, respectively, compared with approximately $194,000 and $807,000 in the corresponding periods in 1997. The increases are primarily due to higher revenue from the foreign pay and U.S. free television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets.

General and administrative expenses for the three and six months ended June 30, 1998 were approximately $43,000 and $67,000, respectively, compared to approximately $26,000 and $57,000 in the corresponding periods in 1997. The increases primarily reflect an increase in Partnership administrative expenses and appraisal fees.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)   Exhibits -

            (27)    Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         AMERICAN ENTERTAINMENT PARTNERS L.P.

                    BY:  AEP PREMIERE CORPORATION
                         General Partner



Date: August 13, 1998    BY:  /s/ Michael T. Marron
                              Michael T. Marron
                              President & Chief Financial Officer