Form 10-Q
period 1998-09-30
AMERICAN ENTERTAINMENT PARTNERS LP
filed 1998-11-13
CIK 793078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

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

3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                     10285
Address of Principal Executive Offices                    Zip Code

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

                                  Yes X No ____

BALANCE SHEETS
(000's Omitted)
                                              At September 30,   At December 31,
                                                         1998              1997
                                              ---------------    --------------
Assets
Cash and cash equivalents                              $  356            $1,559
Motion pictures released, net of
  accumulated amortization of $54,675
  in 1998 and $54,654 in 1997                              65                86
Receivable from Twentieth Century Fox                   1,133                11
Accounts receivable - other                                 1                --
                                                       ------            ------
      Total Assets                                     $1,555            $1,656
                                                       ======            ======

Liabilities and Partners' Capital
Liabilities:
  Distribution payable                                 $   --            $  902
  Accrued management fees                                 150               200
  Accounts payable and accrued expenses                    54                59
                                                       ------            ------
      Total Liabilities                                   204             1,161
                                                       ------            ------
Partners' Capital:
  General Partner                                           9                --
  Limited Partners                                      1,342               495
                                                       ------            ------
      Total Partners' Capital                           1,351               495
                                                       ------            ------
      Total Liabilities and Partners' Capital          $1,555            $1,656
                                                       ======            ======


STATEMENT OF PARTNERS' CAPITAL
(000's Omitted)
For the nine months ended September 30, 1998
                                               General      Limited
                                               Partner     Partners       Total
                                               -------     --------      ------
Balance at December 31, 1997                      $ --       $  495      $  495
Net income                                           9          847         856
                                                  ----       ------      ------
Balance at September 30, 1998                     $  9       $1,342      $1,351
                                                  ====       ======      ======

STATEMENTS OF OPERATIONS
(000's Omitted Except Unit Information)
                                        Three months ended    Nine months ended
                                              September 30,        September 30,
                                           1998       1997      1998       1997
                                          -----      -----    ------     ------
Net Revenues
Revenues from motion picture
  exploitation                            $ 285      $ 283    $1,122     $1,114
Less:  Amortization of motion
  picture costs                               5          5        21         29
                                          -----      -----    ------     ------
      Net Revenues                          280        278     1,101      1,085
                                          -----      -----    ------     ------
Other Income (Expenses)
Interest income                              14          4        39         32
Management fees                             (50)       (50)     (150)      (150)
General and administrative                  (48)       (31)     (115)       (88)
Professional fees                            (6)        (6)      (19)       (17)
                                          -----      -----    ------     ------
      Net Other Expenses                    (90)       (83)     (245)      (223)
                                          -----      -----    ------     ------
      Net Income                          $ 190      $ 195    $  856     $  862
                                          =====      =====    ======     ======

Net Income Allocated:
To the General Partner                    $   2      $   2    $    9     $    9
To the Limited Partners                     188        193       847        853
                                          -----      -----    ------     ------
                                          $ 190      $ 195    $  856     $  862
                                          =====      =====    ======     ======

Per limited partnership unit
(63,793.25 outstanding)                   $2.95      $3.03    $13.28     $13.38
                                          -----      -----    ------     ------


STATEMENTS OF CASH FLOWS
(000's Omitted)
For the nine months ended September 30,
                                                              1998         1997
                                                           -------      -------
Cash Flows From Operating Activities
Net income                                                 $   856      $   862
Adjustments to reconcile net income to net
cash used for operating activities:
  Amortization of motion picture costs                          21           29
  Increase (decrease) in cash arising
  from changes in operating assets and
  liabilities:
    Receivable from Twentieth Century Fox                   (1,122)      (1,114)
    Accounts receivable - other                                 (1)          --
    Accrued management fees                                    (50)         (50)
    Accounts payable and accrued expenses                       (5)          11
                                                           -------      -------
Net cash used for operating activities                        (301)        (262)
                                                           -------      -------
Cash Flows From Financing Activities
  Cash distributions                                          (902)      (1,995)
                                                           -------      -------
Net cash used for financing activities                        (902)      (1,995)
                                                           -------      -------
Net decrease in cash and cash equivalents                   (1,203)      (2,257)
Cash and cash equivalents, beginning of period               1,559        2,479
                                                           -------      -------
Cash and cash equivalents, end of period                   $   356      $   222
                                                           =======      =======

NOTES TO THE FINANCIAL STATEMENTS

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, the statements of cash flows for the nine months ended September 30, 1998 and 1997, and the statement of partners' capital for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's principal source of revenues is the cash distributions it receives pursuant to its participation in Amercent Films (the "Joint Venture"), a joint venture with Twentieth Century Fox ("Fox"). The Joint Venture was formed to produce, finance, acquire interests in and exploit feature length motion pictures.

The Joint Venture Agreement provides Fox with an option to acquire the Partnership's interest in the Joint Venture at any time after June 30, 1995 at a price determined by an independent, third-party appraiser. On February 2, 1998, Fox delivered the Preliminary Option Notice required to begin the process of determining the fair market value of the Partnership's interest in the Joint Venture. The Partnership and Fox subsequently appointed Houlihan, Lokey, Howard & Zukin ("Houlihan") as their independent third-party appraiser. Houlihan delivered its final appraisal report to the Partnership and Fox on October 16, 1998 indicating a fair market value of $5.2 million. On October 28, 1998, Fox exercised its option to purchase the Partnership's interest in the Joint Venture. The Partnership and Fox have scheduled the closing of the sale to occur by November 30, 1998. However, there can be no assurance that a sale will occur or be completed within this time-frame.

The Partnership's cash balance at September 30, 1998 was approximately $356,000 compared to approximately $1,559,000 at December 31, 1997. The decrease is primarily attributable to the payment of the 1997 cash distribution on February 20, 1998 totaling approximately $902,000 and the payment of Partnership expenses during 1998. The Partnership's cash balance is expected to provide sufficient liquidity to enable the Partnership to fund cash distributions and meet its operating expenses.

The Partnership's receivable from Fox totaled approximately $1,133,000 at September 30, 1998 compared with approximately $11,000 at December 31, 1997. The increase is due to the recognition in 1998 of motion picture revenue due from Fox. As stated above, the Partnership receives proceeds from Fox on an annual basis.

Accrued management fees totaled approximately $150,000 at September 30, 1998 compared with approximately $200,000 at December 31, 1997. The balance at December 31, 1997 represents the entire 1997 management fee, while the balance at September 30, 1998 represents three-quarters of the 1998 management fee.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership reported net income of approximately $190,000 and $856,000, respectively, compared with approximately $195,000 and $862,000 for the corresponding periods in 1997. The decreases in net income are primarily due to increases in Partnership general and administrative expenses.

For the three and nine months ended September 30, 1998, the Partnership recognized revenues from motion picture exploitation, net of amortization of motion picture costs, of approximately $280,000 and $1,101,000, respectively, compared with approximately $278,000 and $1,085,000 in the corresponding periods in 1997. The increases are primarily due to higher revenue from the foreign pay and U.S. free television markets. The Partnership currently receives nearly all of its revenues from the distribution of the films in ancillary markets. Motion picture profits are based on current estimates of ultimate film revenues and costs. These estimates are subject to review periodically as more information about a film's distribution becomes available. Such reviews can result in significant adjustments to prior estimates.

General  and  administrative  expenses  for the  three  and  nine  months  ended
September 30, 1998 were approximately $48,000 and $115,000, respectively, compared to approximately $31,000 and $88,000 in the corresponding periods in 1997. The increases primarily reflect an increase in Partnership administrative expenses and appraisal fees.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27)Financial Data Schedule

            (b) Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                             AMERICAN ENTERTAINMENT PARTNERS L.P.

                         BY: AEP PREMIERE CORPORATION
                             General Partner



Date: November 13, 1998      BY:  /s/Michael T. Marron
                                  Michael T. Marron
                                  President & Chief Financial Officer